Form 10-K
ADVANTA CONDUIT RECEIVABLES MORT LOAN TRUST 1999-4
filed 2000-03-31
CIK 1098755

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '333-75295-03

ADVANTA Mortgage Loan Trust 1999-4

New York                      88-0360305
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$197,547,882.75

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1999-4 (the "Trust" or "Issuer") is a New York common law trust established as of November, 1, 1999 pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors
(the "Sponsor") and ADVANTA Mortgage Corp. USA as Master Servicer
(the "Master Servicer") (together, the "Companies") and Bankers Trust
Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $200,000,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 1999-4, in a single class and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On November 1, 1999 the Sponsor sold
$200,000,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of Note Certificate of which was managed by Bear, Stearns & Co. Inc. the underwriting for The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no.333-75295) on Form S-3 declared effective on September 1, 1998.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 2000, there were approximately 12 holders of the Note Certificate. The number of holders includes individual participants in security position listings. As of December 24, 1999
1 monthly distribution had been made to the holders of the Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On November 1, 1999, the Issuer issued $200,000,000 aggregate principal amount of Note Certificate having a pass-thru rate of LIBOR plus 0.375% per annum which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting for Note Certificate was managed by Bear, Stearns & Co. Inc., for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Certificates, Series 1999-4, Note Certificate
(ii) the principal amount of the Note Certificate and (iii) the percent that the principal amount of Note Certificate owned represents of the outstanding principal amount of the Note Certificate respectively.
The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Note Certificate
The Bank of New York
Cecile Lamarco
925 Patterson Plank Rd
Secaucus, NJ 07094                                       5.85%

Bankers Trust Company
J. Lasher c/o BT Services, Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     18.00%

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                     6.70%

Citibank, N.A.
Marta Hoosain
P O Box 30576
Tampa, FL 33630-3576                                     8.75%

Deutsche Bank Securities Inc
Lou Pagnotta
175 Water Street
New York, NY 10038                                      21.50%

Norwest Bank Minnesota, National Association
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                              21.80%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                                   13.35%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits: As the Issuer was established as of November
1, 1999, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999, and mail such statement to the Certificateholders on or before the last day of March, 2000 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2000. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 24, 1999, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1999.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 24, 1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September
1, 1998.

(b)    Reports on Form 8-K.
              One report on Form 8-K have been filed by the Issuer during the period covered by this report.

                                          Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed



              December 27, 199Monthly Report for the November 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-4, Note
                              Certificate issued by the ADVANTA
                              Mortgage Loan Trust 1999-4.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1999-4
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 31, 2000


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 1, 1998.

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company
Attention:  Mark McNeill
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
November 1, 1999, relating to ADVANTA Mortgage Loan Trust 1999-4, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage

HJB/lp

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 21, 2000

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1999, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 1999-4

                         Statement to Certificateholders

Distribution in Dollars - Current Period
                                   Prior
                 Original        Principal                                        Total         Realized
    Class        Face Value       Balance         Interest       Principal     Distribution      Losses
Note              200,000,000.    200,000,000.        1,296,38         220,94        1,517,33
Cert

Totals            200,000,000.    200,000,000.        1,296,38         220,94        1,517,33

                                  Current
                  Deferred       Principal
    Class         Interest        Balance
Note                              199,779,057.05
Cert                                                  -

Totals                            199,779,057.05

Interest Accrual Detail       Current Period Factor Information per $1,000 of Original Face
                                                                             Orig. Principal      Prior
                   Period         Period                                     (with Notional)    Principal
    Class         Starting         Ending          Method          Cusip         Balance         Balance
Note                                               A-Act/360      00755WHC3      200,000,000.     1,000.0000
Cert                                                  -

                                                                  Current
                                                   Total         Principal
    Class         Interest       Principal      Distribution      Balance
Note                       6.4             1.1             7.5        998.895285
Cert                                                                                -

Distribution in Dollars - To Date
                 Original                       Unscheduled      Scheduled        Total          Total
    Class        Face Value       Interest       Principal       Principal      Principal     Distribution
Note              200,000,000.        1,296,38              2,         218,59           220,9      1,517,331
Cert

Totals            200,000,000.        1,296,38              2,         218,59           220,9      1,517,331

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
Note                                              199,779,057.05
Cert                                                                  -

Totals                                            199,779,057.05

Interest Detail
                    Pass      Prior Principal                      Non-           Prior        Unscheduled
                  Through     (with Notional)     Accrued        Supported        Unpaid        Interest
    Class           Rate          Balance         Interest      Interest SF      Interest      Adjustments
Note                  5.83375%    200,000,000.        1,296,38
Cert

Totals                            200,000,000.        1,296,38

                                  Paid or         Current
                  Optimal         Deferred         Unpaid
    Class         Interest        Interest        Interest
Note                  1,296,38        1,296,38                        -
Cert                                                                  -

Totals                1,296,38        1,296,38                        -

Collection Account Report
Summary                                                         Adjustable        Fixed           Total
Principal Collections                                                  131,80                         131,80
Principal Withdrawals
Principal Other Accounts
TOTAL PRINCIPAL                                                        131,80                         131,80

Interest Collected                                                  1,014,958                      1,014,958
Interest Withdrawals
Interest Other Accounts                                                483,10                         483,10
Fees                                                                  (112,53                        (112,53
TOTAL INTEREST                                                      1,385,523                      1,385,523

TOTAL AVAILABLE TO CERTIFICATEHOLDERS                               1,517,331                      1,517,331

Principal - Collections
                                                                Adjustable        Fixed           Total
Scheduled Principal                                                    129,46                         129,46
Curtailments                                                              2,3                            2,3
Prepayments in Full
Repurchased Principal Amounts
Substitution Principal Amount
Liquidations
Insurance Principal
Other Principal
Total Realized Loss of Principal

TOTAL PRINCIPAL COLLECTED                                              131,80                         131,80

Collection Account Report
Principal - Withdrawals                                         Adjustable        Fixed           Total

SPACE INTENTIONALLY LEFT BLANK

Principal - Other Accounts                                      Adjustable        Fixed           Total

Amounts Remaining in Pre-Funding Account

Interest - Collections                                          Adjustable        Fixed           Total
Scheduled Interest                                                  1,025,117                      1,025,117
Repurchased Interest
Substitution Interest Amount
Liquidation Interest
Insurance Interest
Other Interest

Delinquent Interest                                                   (137,41                        (137,41
Interest Advanced                                                      127,25                         127,25
Prepayment Interest Shortfalls
Compensating Interest
Civil Relief Act Shortfalls

TOTAL INTEREST  COLLECTED                                           1,014,958                      1,014,958

Collection Account Report
Interest - Withdrawals                                          Adjustable        Fixed           Total
Current Nonrecoverable Advances

TOTAL INTEREST WITHDRAWALS

Interest - Other Accounts                                       Adjustable        Fixed           Total
Capitalized Interest Requirement                                       329,56                         329,56
Pre-Funding Account Earnings                                           153,53                         153,53
Capitalized Interest Account

Interest - Fees                                                 Adjustable        Fixed           Total
Current Servicing Fees                                                   72,6                           72,6
Trustee Fee Amount                                                        1,6                            1,6
Owner Trustee Fee Amount
Insurance Premium Amount                                                 37,777.78                      37,7
TOTAL FEES                                                             112,53                         112,53

Credit Enhancement Report
Accounts                                                        Adjustable        Fixed           Total

 SPACE INTENTIONALLY LEFT BLANK

Insurance                                                       Adjustable        Fixed           Total
Total Insured Payments

Structural Features                                             Adjustable        Fixed           Total
Specified Overcollateralization Amount                         12,195,753.94                  12,195,753.94
Current Overcollateralization Amount                            5,059,788.74                   5,059,788.74
Overcollateralization Deficiency Amount                         7,225,099.50                   7,225,099.50
Overcollateralization Deficit Amount
Overcollateralization Increase Amount                              89,134.30                      89,134.30
Overcollateralization Reduction Amount

Components of Change in Overcollateralization*
Excess Interest Generated/(needed) by Pool                       (393,966.58)                   (393,966.58)
Pre-Funding Account Interest Earning                              153,539.34                     153,539.34
Capitalized Interest Requirement                                  329,561.54                     329,561.54
Additional Principal
TOTAL                                                                    89,1                     89,134.30
*(NOTE: If at specified amount, components will not equal increase amount)

Collateral Report
Collateral                                                      Adjustable        Fixed           Total
  Loan Count:
Original                                                               1,377                          1,377
Prior
Prefunding
Scheduled Paid Offs
Full Voluntary Prepayments
Repurchases
Liquidations
Current                                                                1,377                          1,377

Principal Balance
Original                                                      132,550,785.07                 132,550,785.07
Prior
Prefunding
Scheduled Principal                                              (129,460.49)                   (129,460.49)
Partial and Full Voluntary Prepayments                                   (2,3                           (2,3
Repurchases
Liquidations
Current                                                          132,418,976.                   132,418,976.

Prefunding                                                      Adjustable        Fixed           Total
PRE-FUNDING ACCOUNT

Original Pre-Funded Amount                                     72,419,869.37                  72,419,869.37
Balance of Subsequent Mortgage Loans Added This Period
Pre-Funding Account Earnings                                           153,53                         153,53
Withdrawal Account Earnings
Pre-Funding Account Ending Balance                                72,419,869.                    72,419,869.

CAPITALIZED INTEREST ACCOUNT

Original Capitalized Interest Deposit                             845,803.72                     845,803.72
Capitalized Interest Requirement                                       329,56                         329,56
Withdrawal remaining amounts
Capitalized Interest Account Ending Balance                            516,24                         516,24

Collateral Report
Characteristics                                                 Adjustable        Fixed           Total
Weighted Average Coupon Original                                    9.280529%                      9.280529%
Weighted Average Coupon Prior                                       0.000000%                      0.000000%
Weighted Average Coupon Current                                     9.280529%                      9.280529%
Weighted Average Months to Maturity Original                             345                            345
Weighted Average Months to Maturity Prior                                                            -
Weighted Average Months to Maturity Current                              345                            345
Weighted Average Remaining Amortization Term Original                    346                            346
Weighted Average Remaining Amortization Term Prior                                                   -
Weighted Average Remaining Amortization Term Current                     346                            346
Weighted Average Seasoning Original                                     3.35                           3.35
Weighted Average Seasoning Prior                                                                     -
Weighted Average Seasoning Current                                      3.35                           3.35
Note:  Original information refers to deal issue

Collateral Report
Arm Characteristics                                             Adjustable        Fixed           Total
Weighted Average Margin Original                                       5.240%                         5.240%
Weighted Average Margin Prior                                          0.000%                         0.000%
Weighted Average Margin Current                                        5.240%                         5.240%
Weighted Average Max Rate Original                                    16.241%                        16.241%
Weighted Average Max Rate Prior                                        0.000%                         0.000%
Weighted Average Max Rate Current                                     16.241%                        16.241%
Weighted Average Min Rate Original                                     8.706%                         8.706%
Weighted Average Min Rate Prior                                        0.000%                         0.000%
Weighted Average Min Rate Current                                      8.706%                         8.706%
Weighted Average Cap Up Original                                       1.032%                         1.032%
Weighted Average Cap Up Prior                                          0.000%                         0.000%
Weighted Average Cap Up Current                                        1.032%                         1.032%
Weighted Average Cap Down Original                                     1.032%                         1.032%
Weighted Average Cap Down Prior                                        0.000%                         0.000%
Weighted Average Cap Down Current                                      1.032%                         1.032%
Note:  Original information refers to deal issue

Servicing Fees / Advances                                       Adjustable        Fixed           Total
Current Servicing Fees                                                   72,684.81                      72,6
Delinquent Servicing Fees                                                10,159.43                      10,1
TOTAL SERVICING FEES                                                     82,844.24                      82,8

Total Servicing Fees                                                     82,844.24                      82,8
Compensating Interest                                                               -
Delinquent Servicing Fees                                               (10,159.43)                    (10,1
COLLECTED SERVING FEES                                                   72,684.81                      72,6

Prepayment Interest Shortfall                                                       -

Total Advanced Interest                                                127,252.36                     127,25

Current Nonrecoverable Advances                                                     -                   0.00

Unreimbursed Delq / Servicing Advances Paid to Servicer

Additional Collateral Information                               Adjustable        Fixed           Total

Weighted Average Coupon Next                                        9.280616%                      9.280616%

Delinquency Report - Total
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 1,502,35           63,6                      1,566,046
              % Balance                                  1.13%          0.05%           0.00%          1.18%
              # Loans
              % # Loans                                  1.09%          0.07%           0.00%          1.16%
FORECLOSURE   Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
BANKRUPTCY    Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
REO           Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                                 1,502,35           63,6                      1,566,046
              % Balance                  0.00%           1.13%          0.05%           0.00%          1.18%
              # Loans
              % # Loans                  0.00%           1.09%          0.07%           0.00%          1.16%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Prepayment Report - Voluntary Prepayments
Voluntary Prepayments                                           Adjustable        Fixed           Total
Current
Number of Paid in Full Loans                                                                               0
Number of Repurchased Loans
Total Number of Loans Prepaid in Full                                                                      0

Paid in Full Balance
Repurchase Loans Balance
Curtailments Amount                                                       2,3                            2,3
Total Prepayment Amount                                                   2,3                            2,3

Cumulative
Number of Paid in Full Loans                                                0               0              0
Number of Repurchased Loans                                                 0               0              0
Total Number of Loans Prepaid in Full                                       0               0              0

Paid in Full Balance
Repurchased Loans Balance
Curtailments Amount                                                       2,3                            2,3
Total Prepayment Amount                                                   2,3                            2,3

SPACE INTENTIONALLY LEFT BLANK

Prepayment Report - Voluntary Prepayments
Voluntary Prepayment Rates                                      Adjustable        Fixed           Total
SMM                                                                     0.00%                          0.00%
3 Months Average SMM                                                    0.00%                          0.00%
12 Months Average SMM                                                   0.00%                          0.00%
Average SMM Since Cut-Off                                               0.00%                          0.00%

CPR                                                                     0.02%                          0.02%
3 Months Average CPR                                                    0.00%                          0.00%
12 Months Average CPR                                                   0.00%                          0.00%
Average CPR Since Cut-Off                                               0.02%                          0.02%

PSA                                                                     3.18%                          3.18%
3 Months Average PSA Approximation                                      0.00%                          0.00%
12 Months Average PSA Approximation                                     0.00%                          0.00%
Average PSA Since Cut-Off Approximation                                 3.18%                          3.18%

Realized Loss Report - Collateral
Collateral Realized Losses                                      Adjustable        Fixed           Total
Current
Number of Loan Liquidated
Collateral Realized Loss / (Gain) Amount
Net Liquidation Proceeds

Cumulative
Number of Loans Liquidated
Collateral Realized Loss / (Gain) Amount
Net Liquidation Proceeds

Note: Collateral realized losses may include adjustments to loans liquidated in prior periods.

SPACE INTENTIONALLY LEFT BLANK

Realized Loss Report - Collateral
Default Speeds                                                  Adjustable        Fixed           Total
MDR                                                                     0.00%                          0.00%
3 Months Average MDR                                                    0.00%                          0.00%
12 Months Average MDR                                                   0.00%                          0.00%
Average MDR Since Cut-Off                                               0.00%                          0.00%

CDR                                                                     0.00%                          0.00%
3 Months Average CDR                                                    0.00%                          0.00%
12 Months Average CDR                                                   0.00%                          0.00%
Average CDR Since Cut-Off                                               0.00%                          0.00%

SDA                                                                     0.00%                          0.00%
3 Months Average SDA Approximation                                      0.00%                          0.00%
12 Months Average SDA Approximation                                     0.00%                          0.00%
Average SDA Since Cut-Off Approximation                                 0.00%                          0.00%

Loss Severity Approximation for Current Period                          0.00%                          0.00%
3 Months Average Loss Severity Approximation                            0.00%                          0.00%
12 Months Average Loss Severity Approximation                           0.00%                          0.00%
Average Loss Severity Approximation Since Cut-Off                       0.00%                          0.00%

Triggers, Adj. Rate Cert. And Miscellaneous Report
Trigger Events                                                  Adjustable        Fixed           Total
Has Servicer Termination Loss Trigger Occurred?                                                          No

Adjustable Rate Certificate Information                         Adjustable        Fixed           Total
Next Pass-Through Rates for Adjustable Rate Certificates                                           6.856250%

Additional Information                                          Adjustable        Fixed           Total
SPACE INTENTIONALLY LEFT BLANK

